Form 10-K
Soundview Home Loan Trust 2006-OPT3
filed 2007-03-30
CIK 1359053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

                      Commission file number: 333-130961-03

                       Soundview Home Loan Trust 2006-OPT3
            (Exact name of issuing entity as specified in its Charter)

                       Financial Asset Securities Corp.
               (Exact name of depositor as specified in its Charter)

                      Option One Mortgage Corporation
               (Exact name of sponsor as specified in its Charter)

                  Delaware                                06-1442101
        (State or other jurisdiction                  (I.R.S. Employer
        incorporation or organization)              Identification Number)

          600 Steamboat Road
          Greenwich, Connecticut                         06830
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Additional Items Required by General Instruction J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.
     None.

     Item 1117 of Regulation AB, Legal Proceedings.
     Litigation concerning Option One Mortgage Corporation

     In July 2004, Option One Mortgage Corporation was named as defendant and served with a class action complaint filed by Larry and Brandi Freitag, as plaintiffs, in the Third Judicial Circuit Court in Madison County, Illinois. The complaint alleges breach of contract, or in the alternative unjust enrichment, and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Specifically, the plaintiffs allege that Option One Mortgage Corporation improperly retained an extra day of per diem interest on residential mortgage loans by charging per diem interest up to and including the date of payoff. The class is defined as all persons in the United States who paid interest on or after the day of payoff and who did not receive a refund from Option One Mortgage Corporation of the interest charged on or after the day of payoff. This action is one of several actions filed earlier against other lenders by the same attorneys on a similar basis in the same court. In one such action, the court granted the defendant's motion to dismiss the plaintiff's claims of defendant's violation of the Illinois Consumer
     Fraud and Deceptive Business Practices Act. Plaintiffs have agreed to settle their individual claims; plaintiffs' counsel has a motion pending to continue prosecution of the class action. Plaintiff's counsel filed a motion to substitute Larry and Pamela Smith as plaintiffs, which was granted. Option One Mortgage Corporation filed a motion to compel arbitration. In a similar action before the same judge in the Third Judicial Circuit Court in Madison County, Illinois, the Court ruled in favor of the defendants on the underlying per diem interest claim.

     On January 31, 2006, the Circuit Court of Cook County, Illinois County Department, Chancery Division, certified a nationwide class action against Option One Mortgage Corporation on a complaint brought by Erin and Earl Austria, in which the Austria' allege that Option One impermissibly assessed them a reconveyance fee and authorized the assessment of a title indemnity fee on certain mortgage loans that have been paid-in-full. The Court has granted Option One's motion for an interlocutory appeal of the order of class certification.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibit 33.

     The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

        Option One Mortgage Corporation has reported material noncompliance with applicable servicing criteria. The Option One Mortgage Corporation report on assessment of compliance is attached as
        Exhibit 33.1

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Item 15, Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      4 Pooling and Servicing Agreement, dated as of May 1, 2006, among Financial Asset Securities Corp., Deutsche Bank National Trust Company and Option One Mortgage Corporation (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 31, 2006).

      10   Incorporated by reference as Exhibit (4).

      31   Section 302 Certification.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 ZC Sterling Insurance Agency Inc.'s, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.5 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Servicer's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2006.

      34.2 FIS Tax Services' Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End
           December 31, 2006.

      34.3 ZC Sterling Insurance Agency Inc.'s Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.4 Custodian's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.5 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.




                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Financial Asset Securities Corp.

                                      By:  /s/ Robert McGinnis
                                           Robert McGinnis
                                           President

     Date: March 30, 2007


     EXHIBIT INDEX

     Exhibit Document

      4 Pooling and Servicing Agreement, dated as of May 1, 2006, among Financial Asset Securities Corp., Deutsche Bank National Trust Company and Option One Mortgage Corporation (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 31, 2006).

      10   Incorporated by reference as Exhibit (4).

      31   Section 302 Certification.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 ZC Sterling Insurance Agency Inc.'s, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.5 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Servicer's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2006.

      34.2 FIS Tax Services' Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End
           December 31, 2006.

      34.3 ZC Sterling Insurance Agency Inc.'s Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.4 Custodian's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.5 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2006.